Form 10-Q
period 2021-06-30
MDH Acquisition Corp.
filed 2021-08-16
CIK 1823143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MDH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MDH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$369,236	$25,000
Prepaid expenses	102,452	—
Total Current Assets	471,688	25,000

Deferred offering costs	—	197,764
Marketable securities held in Trust Account	276,020,334	—
TOTAL ASSETS	$276,492,022	$222,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,072,407	$1,000
Accrued offering costs	5,000	170,314
Warrant liability	17,620,300	—
Advances - related party	52,543	27,450
Total Current Liabilities	18,750,250	198,764

Deferred underwriting fee payable	9,660,000	—
TOTAL LIABILITIES	28,410,250	198,764

Commitments and Contingencies

Class A common stock subject to possible redemption 24,308,177 and no shares subject to possible redemption at December 31, 2020 at redemption value at June 30, 2021	243,081,770	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,291,823 and no shares issued and outstanding (excluding 24,308,177 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	329	—
Class B common stock, $0.0001 par value; 12,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	5,688,579	24,310
Accumulated deficit	(689,596)	(1,000)
Total Stockholders’ Equity	5,000,002	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,492,022	$222,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$869,345	$1,279,900
Loss from operations	(869,345)	(1,279,900)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	10,017	20,334
Change in fair value of warrants	(5,155,300)	1,298,200
Transaction costs allocable to warrants	—	(727,230)
Other (expense) income, net	(5,145,283)	591,304

Loss before provision for income taxes	(6,014,628)	(688,596)
Benefit from (provision for) income taxes	—	—
Net loss	$(6,014,628)	$(688,596)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,908,708	24,681,022

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,591,292	9,080,502

Basic and diluted net income per share, Non-redeemable common stock	$(0.63)	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid	(Accumulated deficit)/	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	retained earnings	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Sale of 21,999,960 shares, net of underwriting discounts, offering expenses and warrant liability	27,600,000	2,760	—	—	248,416,108	—	248,418,868

Proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	327,500	—	327,500

Class A common stock subject to possible redemption	(24,304,304)	(2,430)	—	—	(243,040,610)	—	(243,043,040)

Change in value of common stock subject to redemption	(604,404)	(61)	—	—	(5,727,308)	(325,982)	(6,053,351)

Net income	—	—	—	—	—	5,326,032	5,326,032

Balance — March 31, 2021	2,691,292	269	6,900,000	690	—	4,999,050	5,000,009

Change in value of Class A common stock subject to possible redemption	600,531	60	—	—	5,688,579	325,982	6,014,621

Net loss	—	—	—	—	—	(6,014,628)	(6,014,628)

Balance – June 30, 2021	3,291,823	$329	6,900,000	$690	$5,688,579	$(689,596)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(688,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,298,200)
Interest expense on marketable securities held in Trust Account	(20,334)
Transaction costs allocable to warrants	727,230
Changes in operating assets and liabilities:
Prepaid expenses	(102,452)
Accounts payable and accrued expenses	1,071,407
Net cash used in operating activities	(310,945)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Warrants	6,550,000
Proceeds from promissory note - related party	25,093
Payment of offering costs	(399,912)
Net cash provided by financing activities	276,655,181

Net Change in Cash	344,236
Cash — Beginning of period	25,000
Cash — End of period	$369,236

Non-Cash investing and financing activities:
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$5,000
Initial classification of Class A common stock subject to possible redemption	$243,043,040
Change in value of Class A common stock subject to possible redemption	$38,730
Deferred offering costs included in Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,550,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants” and together with Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to MDIH Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,550,000, which is described in Note 4.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Company will provide holders of its outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed business combination or don’t vote at all.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by February 4, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

For the six months ended June 30, 2021, cash used in operating activities was $310,945. Net loss of $688,596 was affected by interest earned on marketable securities held in the Trust Account of $20,334, the change in fair value of warrant liability of $1,298,200. Changes in operating assets and liabilities provided $968,955 of cash for operating activities.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $15,612,362 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $432,362 of other offering costs.

As of June 30, 2021, we had $276,020,334 of marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $369,236 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 31, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for year ended December 31, 2021 or for any future periods.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in money market funds, which primarily invest in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs allocated to the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants (as defined below) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $265,000, which had a full valuation allowance recorded against it of approximately $265,000. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was zero, which differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible period.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations include a presentation of income (loss) per common share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2021	2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$8,822	$17,908
Net earnings allocable to Class A common stock subject to possible redemption	$8,822	$17,908
Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	24,908,708	24,681,022
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net loss add Net Earnings
Net loss	$(6,014,628)	$(688,596)
Less: Net loss allocable to Class A ordinary shares subject to possible redemption	(8,822)	(17,908)
Non-Redeemable Net Loss	$(6,023,450)	$(706,504)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,591,292	9,080,502
Basic and diluted net loss per share, Non-redeemable common stock	$(0.63)	$(0.08)

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

Fair Value of Financial Instruments

The fair value of Company’s warrant liabilities does not approximate their carrying amount and, as such, the warrant liabilities are recorded at fair value on the Company’s balance sheets.The fair value of the Company’s assets and other liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, expect for the Warrants (see Note 10).

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

June 30, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Advances from Related Party

Through June 30, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. As of June 30, 2021, advances amounting to $52,543 were outstanding, which are currently due on demand. At December 31, 2020, advances amounting to $27,450 were outstanding and due on demand.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Due to Sponsor

At the closing of the Initial Public Offering, on February 4, 2021, the Sponsor over-funded the Company’s operating account in the amount of $600,000. These funds were returned to the Sponsor on February 10, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor, a total of up to $10,000 per month for office space, utilities, secretarial and administrative support services. For the three and six months ended June 30, 2021, the Company incurred $20,000 and $50,000 in fees for such services, of which such amount is included in the accrued expenses in the accompanying condensed balance sheets.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

June 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,291,823 shares of Class A common stock issued and outstanding, excluding 24,308,177 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 12,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

June 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $276,020,334 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$276,020,334

Liabilities:
Warrant Liability - Public Warrants	1	10,087,800
Warrant Liability - Private Placement Warrants	3	7,532,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially measured at fair value using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the common stock and the stock price.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	February 4, 2021
	(Initial
	Measurement)	June 30, 2021
Stock price	$9.43	$9.64
Exercise Price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	21.0%	19.0%
Risk-free rate	0.75%	0.96%
Dividend yield	0.0%	0.0%

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 4, 2021	6,222,500	12,696,000	18,918,500
Transfer to Level 1	—	(12,696,000)	(12,696,000)
Change in fair value	1,310,000	—	1,310,000
Fair value as of March 31, 2021	$7,532,500	—	7,532,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $12,696,000, when the Public Warrants were separately listed and traded.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any additional material subsequent events that would require recognition in these unaudited condensed financial statements or disclosure in the notes to the unaudited condensed financial statements.

Business Combination Agreement

On July 21, 2021, the Company entered into a Business Combination Agreement (as may be amended, restated, supplemented and/or modified, the “Business Combination Agreement”) with Paylink Holdings Inc., a Delaware corporation (“Blocker”), Normandy Holdco LLC, a Delaware limited liability company, Olive Ventures Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Blocker (“PubCo”), Milestone Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo, MDH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“MDH Merger Sub”), CF OMS LLC, a Delaware limited liability company, and OP Group Holdings, LLC, a Delaware limited liability company (“OP Group”). OP Group is a leading company in the online offerings and payment services for vehicle protection plans.

Pursuant to the Business Combination Agreement, among other transactions, MDH Merger Sub  will merge with and into Company (the “MDH Merger”), with the Company surviving the MDH Merger as a wholly-owned subsidiary of PubCo.  In connection with the MDH Merger, (i) each share of Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share, of the Company outstanding immediately prior to the consummation of the MDH Merger will be converted into one share of Class A common stock, par value $0.001 per share, of PubCo (“PubCo Class A Common Stock”), and (ii) each Warrant of the Company outstanding as of immediately prior to the consummation of the MDH Merger will be exchanged for a warrant exercisable for shares of PubCo Class A Common Stock.  The consummation of MDH Merger and the other transactions contemplated by the Business Combination Agreement will result in the reorganization of the combined post-business combination company into an umbrella partnership C corporation (or “Up-C”) structure. Under the Up-C structure, substantially all of the assets and the business of PubCo will be held by OP Group and its subsidiaries, and PubCo’s only assets will consist of its indirect ownership of OP Group common units through the Company and PubCo’s other wholly-owned subsidiaries.

In connection with the proposed business combination, PubCo entered into subscription agreements with certain investors who agreed to purchase in connection with the closing of the business combination an aggregate of 1,500,000 shares of PubCo Class A Common Stock for a purchase price of $10.00 per share, for an aggregate purchase price of $15,000,000 (the “PIPE Investment”). The obligations of each party to consummate the PIPE Investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

The proposed business combination is subject to customary closing conditions, including the approval of the Company’s stockholders, and the consummation of the business combination is expected to occur in the fourth calendar quarter of 2021.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generates non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $6,014,628, which consisted of a change in fair value of warrants of $5,155,300, formation and operational costs of $869,345, offset by income earned on our marketable securities held in the Trust account of $10,017.

For the six months ended June 30, 2021, we had a net loss of $688,596, which consisted of a transaction costs allocable to warrants of $727,230 and formation and operational costs of $1,279,900, offset by change in fair value of warrants of $1,298,200 and income earned on our marketable securities held in the Trust account of $20,334.

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

For the six months ended June 30, 2021, cash used in operating activities was $310,945. Net loss of $688,596 was affected by interest earned on marketable securities held in the Trust Account of $20,334, the change in fair value of warrant liability of $1,298,200. Changes in operating assets and liabilities provided $968,955 of cash for operating activities.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $15,612,362 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $432,362 of other offering costs.

As of June 30, 2021, we had $276,020,334 of marketable securities held I the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $369,236 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering and private placement. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On April 12, 2021, the SEC staff issued the SEC Statement. In the SEC Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheets as opposed to equity. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 Public Warrants and 5,750,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheets as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheets date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for MDH Acquisition Corp.’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDH ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Beau Blair
	Name:	Beau Blair
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Brent Whittington
	Name:	Brent Whittington
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)