Form 10-Q
period 2021-09-30
MDH Acquisition Corp.
filed 2021-11-17
CIK 1823143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes,   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 30, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MDH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 9, 2020 (inception) through September 30, 2020 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 and for the period from July 9, 2020 (inception) through September 30, 2020 (unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 9, 2020 (inception) through September 30, 2020 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
Part II. Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	31
Signatures		32

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.

MDH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$115,232	$25,000
Prepaid expenses	102,514	—
Total Current Assets	217,746	25,000

Deferred offering costs	—	197,764
Marketable securities held in Trust Account	276,023,886	—
TOTAL ASSETS	$276,241,632	$222,764

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,553,698	$1,000
Accrued offering costs	5,000	170,314
Advances - related party	52,543	27,450
Total Current Liabilities	2,611,241	198,764

Warrant liabilities	11,258,000	—
Deferred underwriting fee payable	9,660,000	—
TOTAL LIABILITIES	23,529,241	198,764

Commitments and Contingencies

Class A common stock subject to possible redemption, 27,600,000 shares at redemption value as of September 30, 2021	276,000,000	—

Stockholders' (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock; $0.0001 par value; 200,000,000 shares authorized (excluding 27,600,000 shares classified as redeemable, as of September 30, 2021)	—	—
Class B common stock, $0.0001 par value; 12,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(23,288,299)	(1,000)
Total Stockholders’ (Deficit) Equity	(23,287,609)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,241,632	$222,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			from July 9,
			2020 (inception)
	Three Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
Operating and formation costs	$1,735,233	$3,015,133	$1,000
Loss from operations	(1,735,233)	(3,015,133)	(1,000)

Other income (expense):
Interest earned on investments held in Trust Account	3,552	23,886	—
Change in fair value of warrant liabilities	6,362,300	7,660,500	—
Transaction cost allocated to warrant liabilities	—	(727,230)	—
Other income, net	6,365,852	6,957,156	—

Net income (loss)	$4,630,619	$3,942,023	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	24,162,637	—

Basic and diluted net income per share, Class A common stock	$0.13	$0.13	$—

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,787,912	5,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.13	$0.13	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Sale of 21,999,960 shares, net of underwriting discounts, offering expenses and warrant liability	27,600,000	2,760	—	—	248,416,108	—	248,418,868

Reclassification of Class A common stock to temporary equity	(27,600,000)	(2,760)	—	—	(248,416,108)	—	(248,418,868)

Remeasurement of Class A common stock subject to redemption (restated - see Note 2)	—	—	—	—	(351,810)	(27,229,322)	(27,581,132)

Proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	327,500	—	327,500

Net income	—	—	—	—	—	5,326,032	5,326,032

Balance — March 31, 2021 (restated – see Note 2)	—	—	6,900,000	690	—	(21,904,290)	(21,903,600)

Net loss	—	—	—	—	—	(6,014,628)	(6,014,628)

Balance – June 30, 2021 (restated – see Note 2)	—	—	6,900,000	690	—	(27,918,918)	(27,918,228)

Net income	—	—	—	—	—	4,630,619	4,630,619

Balance – September 30, 2021	—	$—	6,900,000	$690	$—	$(23,288,299)	$(23,287,609)

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 9, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — September 30, 2020	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		July 9,
		2020 (Inception)
	Nine Months Ended	Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,942,023	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,660,500)	—
Interest earned on investments held in Trust Account	(23,886)	—
Transaction costs allocated to warrant liabilities	727,230	—
Changes in operating assets and liabilities:
Prepaid expenses	(102,514)	—
Accounts payable and accrued expenses	2,552,698	1,000
Net cash used in operating activities	(564,949)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000	—
Proceeds from sale of Private Placement Warrants	6,550,000	—
Proceeds from promissory note - related party	25,093	27,450
Proceeds from promissory note - sponsor	600,000	—
Repayment of promissory note - sponsor	(600,000)	—
Payment of offering costs	(399,912)	(27,450)
Net cash provided by financing activities	276,655,181	25,000

Net Change in Cash	90,232	25,000
Cash — Beginning of period	25,000	—
Cash — End of period	$115,232	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000	$114,210
Allocation of proceeds to warrant liabilities	$18,918,500	$—
Initial classification of Class A common stock subject to possible redemption	$276,000,000	$—
Deferred underwriting fee payable	$9,660,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Paylink Holdings Inc., a Delaware corporation (“Blocker”) and OP Group Holdings, LLC, a Delaware limited liability company (“OP Group”) (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating income or expenses from the changes in fair value of warrant liabilities.

The registration statements for the Company’s Initial Public Offering were declared effective on February 1, 2021. On February 4, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,550,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants” and together with Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to MDIH Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,550,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and interest income earned on the Trust Account to pay taxes) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company will provide holders of its outstanding Public Shares (the public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

September 30, 2021

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $115,232 in its operating bank accounts, $276,023,886 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,393,495. As of September 30, 2021, approximately $24,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital needs.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern..

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statement for the periods prior to September 30, 2021 are reflected in the following tables.

	As Previously
Balance Sheet as of February 4, 2021	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$243,043,040	$32,956,960	$276,000,000
Class A common stock	$330	$(330)	$—
Additional paid-in capital	$5,727,307	$(5,727,307)	$—
Accumulated deficit	$(728,319)	$(27,229,323)	$(27,957,642)
Total stockholders’ equity (deficit)	$5,000,008	$(32,956,960)	$(27,959,952)

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	As Previously
Condensed Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$249,096,391	$26,903,609	$276,000,000
Class A common stock	$269	$(269)	$—
Retained eanings (accumulated deficit)	$4,999,050	$(26,903,340)	$(21,904,290)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(26,903,609)	$(21,903,600)

	As Previously
Condensed Balance Sheet as of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$243,081,770	$32,918,230	$276,000,000
Class A common stock	$329	$(329)	$—
Additional paid-in capital	$5,688,579	$(5,688,579)	$—
Accumulated deficit	$(689,596)	$(27,229,322)	$(27,918,918)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(32,918,230)	$(27,918,228)

	As Previously
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,304,304	(24,304,304)	—
Basic and diluted net income per common stock, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,564,036	$(8,564,036)	—
Basic and diluted net income per common stock, Non-redeemable common stock	$0.62	$(0.62)	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	16,984,615	16,984,615
Basic and diluted net income (loss) per share, Class A common stock	$—	$0.23	$0.23
Basic and diluted weighted average shares outstanding, Class B common stock	—	6,560,000	6,560,000
Basic and diluted net income (loss) per share, Class B common stock	$—	$0.23	$0.23

	As Previously
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,908,708	(24,908,708)	—
Basic and diluted net income per common stock, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,591,292	$(9,591,292)	—
Basic and diluted net income (loss) per common stock, Non-redeemable common stock	$(0.63)	$0.63	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	27,600,000	27,600,000
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.17)	$(0.17)
Basic and diluted weighted average shares outstanding, Class B common stock	—	6,900,000	6,900,000
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.17)	$(0.17)

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	As Previously
Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,681,022	(24,681,022)	—
Basic and diluted net income per common stock, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,080,502	$(9,080,502)	—
Basic and diluted net income (loss) per common stock, Non-redeemable common stock	$(0.08)	$0.08	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	22,415,470	22,415,470
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock	—	6,730,939	6,730,939
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.02)	$(0.02)

	As Previously
Condensed Statement of Chankges in Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2021	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$(243,043,040)	$243,043,040	$—
Change in value of common stock subject to redemption	$(6,053,351)	$6,053,351	$—
Reclassification of Class A common stock to temporary equity	$—	$(248,418,868)	$(248,418,868)
Remeasurement of Class A common stock subject to possible redemption	$—	$(27,581,132)	$(27,581,132)
Total stockholders’ equity (deficit)	$5,000,009	$(26,903,609)	$(21,903,600)

	As Previously
Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the Thee Months Ended June 30, 2021	Reported	Adjustment	As Restated
Change in value of common stock subject to possible redemption	$6,014,621	$(6,014,621)	$—
Total stockholders’ equity (deficit)	$5,000,002	$(32,918,230)	$(27,918,228)

	As Previously
Condensed Statement of Cash Flows for the Three Months Ended March 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$243,043,040	$32,956,960	$276,000,000
Change in value of Class A common stock subject to possible redemption	$6,053,351	$(6,053,351)	$—

	As Previously
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$243,043,040	$32,956,960	$276,000,000
Change in value of Class A common stock subject to possible redemption	$38,730	$(38,730)	$—

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The accompanying condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements included in the Form 10-K. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for year ended December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were substantially held in money market funds, which primarily invest in U.S. Treasury securities.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$276,000,000
Less:
Proceeds Allocated to Public Warrants	(12,696,000)
Class A common stock issuance costs	(14,885,132)
Plus:
Remeasurement of carrying value to redemption value	27,581,132

Class A common stock subject to possible redemption	$276,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on the residual method, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs allocated to the Class A common stock issued were charged to temporary equity and then accreted to Class A common stock subject to redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants (as defined below) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, which occurred on March 26, 2021, the Public Warrant quoted market price was used as the fair value as of each relevant date.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $628,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was zero, which differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse. The Company applies the two-class method in calculating income (loss) per common share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,350,000 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

					For the period from July 9,
	Three Months Ended		Nine Months Ended		2020 (inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share

Numerator:
Allocation of net income (loss), as adjusted	$3,704,495	$926,124	$3,077,479	$864,544	$—	$(1,000)
Denominator:
Basic and diluted weighted average common stock outstanding	27,600,000	6,900,000	24,162,637	6,787,912	—	5,000,000
Basic and diluted net income (loss) per common share	$0.13	$0.13	$0.13	$0.13	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of Company’s warrant liabilities does not approximate their carrying amount and, as such, the warrant liabilities are recorded at fair value on the Company’s balance sheets. The fair value of the Company’s assets and other liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, expect for the Warrants (see Note 11).

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

September 30, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 17, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On February 1, 2021, the Company effected a 1.2-for-1 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 Founder Shares outstanding (see Note 9). Commencing on the date of the Initial Public Offering, the Founder Shares included an aggregate of up to 900,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on February 4, 2021, no Founder Shares are currently subject to forfeiture.

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

Advances from Related Party

Through September 30, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. As of September 30, 2021 and December 31, 2020, advances amounting to $52,543 and $27,450 were outstanding, respectively, which are currently due on demand.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Due to Sponsor

At the closing of the Initial Public Offering, on February 4, 2021, the Sponsor over-funded the Company’s operating account in the amount of $600,000. These funds were returned to the Sponsor on February 10, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor, a total of up to $10,000 per month for office space, utilities, secretarial and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000, respectively, in fees for such services, of which $70,000 is included in the accrued expenses in the accompanying condensed balance sheet at September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to a mutually agreed upon amount of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Business Combination Agreement

On July 21, 2021, the Company entered into a Business Combination Agreement (as may be amended, restated, supplemented and/or modified, the “Business Combination Agreement”) with Paylink Holdings Inc., a Delaware corporation (“Blocker”), Normandy Holdco LLC, a Delaware limited liability company, Olive Ventures Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Blocker (“PubCo”), Milestone Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo, MDH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“MDH Merger Sub”), CF OMS LLC, a Delaware limited liability company, and OP Group. OP Group is a leading company in the online offerings and payment services for vehicle protection plans.

Pursuant to the Business Combination Agreement, among other transactions, MDH Merger Sub will merge with and into the Company (the “MDH Merger”), with the Company surviving the MDH Merger as a wholly-owned subsidiary of PubCo. In connection with the MDH Merger, (i) each share of Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, of the Company outstanding immediately prior to the consummation of the MDH Merger will be converted into one share of Class A common stock, par value $0.0001 per share, of PubCo (“PubCo Class A Common Stock”), and (ii) each Warrant of the Company outstanding as of immediately prior to the consummation of the MDH Merger will be exchanged for a warrant exercisable for shares of PubCo Class A Common Stock. The consummation of MDH Merger and the other transactions contemplated by the Business Combination Agreement will result in the reorganization of the combined post-business combination company into an umbrella partnership C corporation (or “Up-C”) structure. Under the Up-C structure, substantially all of the assets and the business of PubCo will be held by OP Group and its subsidiaries, and PubCo’s only assets will consist of its indirect ownership of OP Group common units through the Company and PubCo’s other wholly-owned subsidiaries.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 12,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NOTE 9. WARRANTS

As of September 30, 2021, there were 13,800,000 Public Warrants outstanding. There were no Public Warrants outstanding as of December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

As of September 30, 2021, there were 6,550,000 Private Placement Warrants outstanding. There were no Private Placement Warrants outstanding as of December 31, 2020. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

At September 30, 2021, assets held in the Trust Account were comprised of $276,023,886 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$276,023,886

Liabilities:
Warrant Liability - Public Warrants	1	7,590,000
Warrant Liability - Private Placement Warrants	3	3,668,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

The Private Placement Warrants were valued on the initial measurement date and as of September 30, 2021, using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially measured at fair value using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the common stock and the stock price on September 30, 2021.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements:

	February 4, 2021
	(Initial
	Measurement)	September 30, 2021
Stock price	$9.43	$9.85
Exercise Price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	21.0%	13.1%
Risk-free rate	0.75%	1.04%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 4, 2021	6,222,500	12,696,000	18,918,500
Transfer to Level 1	—	(12,696,000)	(12,696,000)
Change in fair value	(2,554,500)	—	(2,554,500)
Fair value as of September 30, 2021	$3,668,000	$—	$3,668,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $12,696,000, when the Public Warrants were separately listed and traded.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any additional material subsequent events that would require recognition in these unaudited condensed financial statements or disclosure in the notes to the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K for the year ended December 31, 2020 filed, as well as the Risk Factors section of the Company’s Quarterly report on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatements of our condensed consolidated financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued ours Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Recent Developments

On July 21, 2021, the Company entered into the Business Combination Agreement with Paylink Holdings Inc., a Delaware corporation (“Blocker”), Normandy Holdco LLC, a Delaware limited liability company, PubCo, Milestone Merger Sub Inc., MDH Merger Sub, CF OMS LLC, a Delaware limited liability company, and OP Group.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Blocker and OP Group. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $4,630,619, which consisted of a change in fair value of warrant liabilities of $6,362,300 and income earned on our marketable securities held in the Trust Account of $3,552, partially offset by operational costs of $1,735,233.

For the nine months ended September 30, 2021, we had a net income of $3,942,023, which consisted of a change in fair value of warrant liabilities of $7,660,500 and income earned on our marketable securities held in the Trust Account of $23,886, partially offset by transaction costs allocable to warrant liabilities of $727,230 and operational costs of $3,015,133.

For the period from July 9, 2020 (inception) through September 30, 2020, we had net loss of $1,000, which consisted of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $564,949. Net income of $3,942,023 was affected by interest earned on marketable securities held in the Trust Account of $23,886, the change in fair value of warrant liabilities of

$7,660,500 and transaction costs incurred in connection with warrant liabilities of $727,230. Changes in operating assets and liabilities provided $2,450,184 of cash for operating activities.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $15,612,362 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $432,362 of other offering costs.

As of September 30, 2021, we had $276,023,886 of marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had $115,232 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to structure, negotiate and complete our disclosed Business Combination Agreement.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid- in capital and accumulated deficit.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse. We apply the two-class method in calculating income (loss) per common share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,350,000 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result, included on our condensed balance sheets as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheets date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management has identified errors in its historical financial statements and performed a quantitative assessment under SAB 99 concluding a restatement of the financial statements is required to reclassify such amounts as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, management and audit committee identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

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

We paid a total of $5,520,000 in underwriting discounts and commissions and $430,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,660,000 in underwriting discounts and commissions.

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

MDH ACQUISITION CORP.

Date: November 17, 2021	By:	/s/ Beau Blair
	Name:	Beau Blair
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Brent Whittington
	Name:	Brent Whittington
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)