Form 10-K
period 2021-12-31
MDH Acquisition Corp.
filed 2022-04-05
CIK 1823143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The registrant’s units began trading on The New York Stock Exchange on February 2, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Class A common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter ($9.64 as of June 30, 2021), as reported on the New York Stock Exchange, was $266,064,000.

As of April 5, 2022, the Registrant had 27,600,000 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance following our Public Offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless
●	If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Public Offering, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.
●	Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $9,660,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $430,000 in expenses relating to the Public Offering, approximately $1,300,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021 there was $276,029,717 in investments and cash held in the Trust Account.

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

Our strategy is to focus on the following strategic themes:

●	Companies located in the Heartland of the United States. We intend to search for an initial business combination in the Heartland. We believe many markets located in the Heartland are underserved by the capital markets, possess strong economic growth and as a result create better potential acquisition opportunities. We believe there will be many strong investment opportunities in this area, and our management team’s background and experience make us well positioned to source transactions and build businesses in this growth region.

●	Knowledgeable management teams with relevant industry experience and capabilities to lead a public company. We aim to target businesses with expert management teams that have specialized knowledge of their sectors and are active leaders in developing solutions to meet the challenges within the sector they operate. The target’s management team should possess a forward looking and visionary mindset that focuses on growth. We plan to assist the management team in navigating the processes of operating a public company, which include implementing strong corporate governance, financial and accounting controls and reporting.
●	Companies exposed to attractive end-market trends. We will target companies that are positioned in end-markets with size, stability, competition, profitability and attractive macroeconomic growth drivers. Our management team’s broad investment and operational experience include sectors such as transportation and logistics, telecommunications, financial services and professional services, many of which have niches benefiting from strong underlying market growth.
●	Companies that have a track record of resilient revenue and earnings. We will seek to acquire businesses that generate consistent and resilient free cash flow. We expect gross margins and contribution margins to be above, or at least in line with, relevant competitors. We view businesses with high gross margins and contribution margins favorably as these businesses typically have a defensible market position that will lead to resilient earnings. Furthermore, we will seek to acquire businesses that have either experienced strong historical growth or have the potential for robust future growth, which would allow for additional operating leverage.
●	Benefit from being a public company. We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile resulting from being a publicly traded company. We will also help craft the most efficient capital structure in order to maximize the benefits of being a public company. We would expect to use this efficient cost of capital and greater access to equity capital coupled with our network of sourcing relationships to help the target company look actively at mergers and acquisition opportunities. Our management team’s direct public company experience from the C-Suite to the Board of Directors will be a source of value-add to the operators of the acquired company.

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

Of the net proceeds of the Public Offering, only approximately $1,340,391 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for 24 months from the closing of the Public Offering; however, we cannot assure you that our estimates of our working capital requirements are accurate. We could use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Our sponsor has advanced us approximately $535,000 as of April 5, 2022.

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

The funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum LLP, our independent registered public accounting firm, and Stifel, Nicolaus & Company, Inc. and Oppenheimer & Co., Inc, the underwriters of the Public Offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We may choose to issue any notes or other debt securities, or to otherwise incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our shares of Class A common stock are a “penny stock,” which will require brokers trading in our shares of Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional shares of Class A common stock or shares of Preferred Stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the shares of Class B Common Stock at a ratio greater than one- to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of Common Stock or shares of Preferred Stock:

●	may significantly dilute the equity interest of investors in the Public Offering;
●	may subordinate the rights of holders of Class A common stock if shares of Preferred Stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $92,993 of cash in its operating bank accounts, $276,029,717 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,885,123 (excluding $29,717 payable for franchise and income taxes).

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in Item 15. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

As previously disclosed, the Company, entered into that certain Business Combination Agreement, dated as of July 21, 2021, as amended by that certain Amendment No. 1 to the Business Combination Agreement, dated as of December 30, 2021 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among (i) Company, (ii) OP Group Holdings, LLC, a Delaware limited liability company (“OP Group”), (iii) Paylink Holdings Inc., a Delaware corporation (“Blocker”), (iv) Normandy Holdco LLC, a Delaware limited liability company (“Blocker Owner”), (v) Olive Ventures Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Blocker (“PubCo”), (vi) Milestone Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“Milestone Merger Sub”), (vii) MDH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“MDH Merger Sub”), and (viii) CF OMS LLC, a Delaware limited liability company (“CF OMS”, and collectively, the “Contracting Parties”).

On April 1, 2022, the Company and OP Group entered into a Termination of Business Combination Agreement (the “Termination Agreement”) pursuant to which the Company and OP Group mutually agreed to terminate the Business Combination Agreement.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect and none of the Contracting Parties shall have any further liability thereunder, with the exception of (i) the agreements contained in Section 9.9(a) (Communications; Press Release; SEC Filings), Section 9.10 (Expenses), Section 13.2 (Effect of Termination) and Article XIV (Miscellaneous) of the Business Combination Agreement, (ii) any corresponding definitions to the foregoing clause (i) set forth in Section 1.1 (Certain Definitions) of the Business Combination Agreement and (iii) the Confidentiality Agreement, dated as of February 8, 2021, by and between the Company and OP Group, each of which shall each survive the termination of the Business Combination Agreement and continue in full force and effect in accordance with their respective terms. Neither party will be required to pay the other a termination fee as a result of the mutual decision to enter into the Termination Agreement.

The termination of the Business Combination Agreement also terminates and makes void the Transaction Support Agreement (as defined in the Business Combination Agreement) and the Sponsor Letter Agreement (as defined in the Business Combination Agreement), each of which were executed concurrently with the Business Combination Agreement.

The foregoing descriptions of the Business Combination Agreement, the Termination Agreement, the Transaction Support Agreement, and the Sponsor Letter Agreement are not complete and are qualified in their entirety by reference to and the terms and conditions of, respectively, (i) the Business Combination Agreement, a copy of which was previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 21, 2021, (ii) Amendment No. 1 to Business Combination Agreement, a copy of which was previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on December 30, 2021, (iii) the Termination Agreement, a copy of which is filed with this Current Report on Form 8-K as Exhibit 10.1, and the terms of which are incorporated by reference herein, (iv)

the Transaction Support Agreement, a copy of which was previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 21, 2021, and (v) the Sponsor Letter Agreement, a copy of which was previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 21, 2021.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Blocker and OP Group. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net income of $5,258,009, which consisted of a change in fair value of warrant liabilities of $9,492,000 and income earned on our marketable securities held in the Trust Account of $29,717, partially offset by transaction costs allocable to warrant liabilities of $727,230 and operational costs of $3,536,478

For the period from July 9, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which consisted of formation and operational costs.

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

For the year ended December 31, 2021, cash used in operating activities was $907,188. Net income of $5,258,009 was affected by interest earned on marketable securities held in the Trust Account of $29,717, the change in fair value of warrant liabilities of $9,492,000 and transaction costs incurred in connection with warrant liabilities of $727,230. Changes in operating assets and liabilities provided $2,629,290 of cash for operating activities.

For the period from July 9, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,000 was affected by the changes in operating assets and liabilities.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $15,612,362 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $432,362 of other offering costs.

As of December 31, 2021, we had $276,029,717 of marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $92,993 of cash held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to a mutually agreed amount of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Sponsor advances amounted to $377,543 and subsequently an additional $157,000 for an aggregate amount of $535,000, which are currently due on demand.

Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the caring amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid- in capital and accumulated deficit.

Net Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Shares subject to forfeiture are not included in basic and diluted weighted average shares outstanding until the forfeiture restrictions lapse. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,350,000 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We early adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2021, other than noted below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Franklin McLarty	47	Executive Chairman and Director
Jim Wilkinson	51	Vice Chairman and Director
Donald “Beau” Blair	49	Chief Executive Officer
Brent Whittington	50	Chief Financial Officer
Yavor Efremov	49	Director
Chad Estis	50	Director
Michael Maroone	68	Director
Tim Russi	59	Director
Darrin Williams	53	Director

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Messrs. Efremov and Estis will expire at our first annual meeting. The term of office of the second class of directors, consisting of Messrs. Russi and Williams, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. McLarty, Wilkinson and Maroone, will expire at the third annual meeting of stockholders.

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

We have adopted an audit committee charter, detailing the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, detailing the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter detailing the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

●	The following table presents the number of shares and percentage of our common stock owned by our initial stockholders after the Public Offering: each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of Common Stock;
●	each of our officers, directors and director nominees; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days following the Public Offering.

	Class A Common		Class B Common
	Stock		Stock		Percentage
	Number of		Number of		of
	Shares	Percent	Shares	Percent	Outstanding
	Beneficially	of	Beneficially	of	Common
Name and Address of Beneficial Owner(1)	Owned	Class	Owned(2)	Class	Stock
MDIH Sponsor LLC(3)	—	—	6,900,000	100%	20.0%
McLarty Diversified Intermediate Holdings LLC(3)	—	—	6,900,000	100%	20.0%
Franklin McLarty(3)	—	—	6,900,000	100%	20.0%
Donald “Beau” Blair(3)	—	—	6,900,000	100%	20.0%
Jim Wilkinson	—	—	—	—	—
Brent Whittington	—	—	—	—	—
Yavor Efrenov	—	—	—	—	—
Chad Estis	—	—	—	—	—
Michael Maroone	—	—	—	—	—
Tim Russi	—	—	—	—	—
Darrin Williams	—	—	—	—	—
Kenneth Griffin(4)	1,536,883	5.6%	—	—	5.6%
All officers, directors and director nominees as a group (nine individuals)			6,900,000	100%	20.0%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o MDH Acquisition Corp., 600 N. Carroll Ave., Suite 100, Southlake, TX 76092.
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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of December 31, 2021, advances amounted to $377,543 and for 2022 $157,000 for an aggregate amount of $535,000, which are currently due on demand.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2021 totaled $252,000 and $25,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2021.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedule

None

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2022
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

Name	Title	Date

/s/ Franklin McLarty	Executive Chairman and Director	April 5, 2022

/s/ Beau Blair	Chief Executive Officer (Principal Executive Officer)	April 5, 2022

/s/ Brent Whittington	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 5, 2022

/s/ Jim Wilkinson	Vice Chairman and Director	April 5, 2022

/s/ Yavor Efremov	Director	April 5, 2022

/s/ Chad Estis	Director	April 5, 2022

/s/ Michael Maroone	Director	April 5, 2022

/s/ Tim Russi	Director	April 5, 2022

/s/ Darrin Williams	Director	April 5, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MDH Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MDH Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination by February 4, 2023 and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. If the Company is unable to complete a Business Combination by February 4, 2023, the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 5, 2022

MDH ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$92,993	$25,000
Prepaid expenses	112,296	—
Total Current Assets	205,289	25,000

Deferred offering costs	—	197,764
Marketable securities held in Trust Account	276,029,717	—
TOTAL ASSETS	$276,235,006	$222,764

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses (See Note 5)	$2,742,586	$1,000
Accrued offering costs	—	170,314
Advances from related party	377,543	27,450
Total Current Liabilities	3,120,129	198,764

Warrant liabilities	9,426,500	—
Deferred underwriting fee payable	9,660,000	—
TOTAL LIABILITIES	22,206,629	198,764

Commitments and Contingencies
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value as of December 31, 2021	276,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock; $0.0001 par value; 200,000,000 shares authorized no shares issued and outstanding (excluding 27,600,000 shares classified as redeemable, as of December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 12,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(21,972,313)	(1,000)
Total Stockholders’ (Deficit) Equity	(21,971,623)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,235,006	$222,764

The accompanying notes are an integral part of the financial statements.

MDH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from July 9,
		2020 (Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Operating and formation costs	$3,536,478	$1,000
Loss from operations	(3,536,478)	(1,000)

Other income (expense):
Interest earned on investments held in Trust Account	29,717	—
Change in fair value of warrant liabilities	9,492,000	—
Transaction costs allocated to warrant liabilities	(727,230)	—
Other income, net	8,794,487	—

Net income (loss)	$5,258,009	$(1,000)

Weighted average shares outstanding of Class A common stock	25,029,041	—
Basic and diluted income (loss) per share, Class A common stock	$0.17	$—
Basic weighted average shares outstanding, Class B common stock	6,816,164	6,150,000
Basic and diluted net income (loss) per share, Class B common stock	$0.17	$—

The accompanying notes are an integral part of the financial statements.

MDH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — July 9, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – December 31, 2020	—	—	6,900,000	690	24,310	(1,000)	24,000

Remeasurement of Class A Common Stock Subject to Redemption	—	—	—	—	(351,810)	(27,229,322)	(27,581,132)

Proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	327,500	—	327,500

Net income	—	—	—	—	—	5,258,009	5,258,009

Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(21,972,313)	$(21,971,623)

The accompanying notes are an integral part of the financial statements.

MDH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		Period from
		July 9,
		2020 (Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$5,258,009	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,492,000)	—
Interest earned on investments held in Trust Account	(29,717)	—
Transaction costs allocated to warrant liabilities	727,230	—
Changes in operating assets and liabilities:
Prepaid expenses	(112,296)	—
Accounts payable and accrued expenses	2,741,586	1,000
Net cash used in operating activities	(907,188)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000	—
Proceeds from sale of Private Placement Warrants	6,550,000	—
Advances from related party	373,268	27,450
Repayment of advances from related party	(23,175)	—
Proceeds from due to sponsor	600,000	—
Repayment due to sponsor	(600,000)	—
Payment of offering costs	(404,912)	(27,450)
Net cash provided by financing activities	276,975,181	25,000

Net Change in Cash	67,993	25,000
Cash — Beginning	25,000	—
Cash — Ending	$92,993	$25,000

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000	$170,314
Allocation of proceeds to warrant liabilities	$18,918,500	$—
Remeasurement of Class A common stock subject to redemption	$27,581,132	$—
Deferred underwriting fee payable	$9,660,000	$—

The accompanying notes are an integral part of the financial statements.

MDH ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Paylink Holdings Inc., a Delaware corporation (“Blocker”) and OP Group Holdings, LLC, a Delaware limited liability company (“OP Group”) which subsequently expired on March 31, 2022 (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below), and non-operating income or expenses from the changes in fair value of warrant liabilities.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $92,993 of cash in its operating bank accounts, $276,029,717 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,885,123 (excluding $29,717 payable for franchise and income taxes). As of December 31, 2021, $29,717 of the amount on deposit in the Trust Account represented interest income, which is available for certain working capital needs, such as payment for tax obligations (less up to $100,000 of interest to pay dissolution expenses). Through December 31, 2021, the Company had not withdrawn any amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of the date of filing, the Sponsor advanced an additional $157,000, resulting in aggregate of $534,543 outstanding. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As stated above, the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in money market funds, which primarily invest in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extend available) and accumulated deficit.

At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,696,000)
Class A common stock issuance costs	(14,885,132)
Plus:
Remeasurement of carrying value to redemption value	27,581,132

Class A common stock subject to possible redemption	$276,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on the residual method, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs allocated to the Class A common stock issued were charged to temporary equity and then adjusted to Class A common stock subject to redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritive guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants (as defined below) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, which occurred on March 26, 2021, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Shares subject to forfeiture are not included in the basic and diluted weighted average shares outstanding until the forfeiture restrictions lapse. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,350,000 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period from July 9,
	Year Ended		2020 (Inception) Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$4,132,582	$1,125,427	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	25,029,041	6,816,164	—	6,150,000

Basic and diluted net income (loss) per share of common stock	$0.17	$0.17	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of Company’s warrant liabilities does not approximate their carrying amount and, as such, the warrant liabilities are recorded at fair value on the Company’s balance sheets. The fair value of the Company’s assets and other liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, expect for the Warrants (see Note 10).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,550,000 Private Placement Warrants, at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $6,550,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The proceeds of the sale of the Private Placement Warrants exceeded the initial fair value (see Note 10) of the Private Placement Warrants by $327,500, which amount is reflected in the accompanying statements of changes in stockholders’ (deficit) equity.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 17, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On February 1, 2021, the Company effected a 1.2-for-1 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 Founder Shares outstanding, which was retroactively reflected in the 2020 financial statements presented herein. Commencing on the date of the Initial Public Offering, the Founder Shares included an aggregate of up to 900,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on February 4, 2021, no Founder Shares are currently subject to forfeiture.

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

Advances from Related Party

Through December 31, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. As of December 31, 2021 and 2020, advances amounting to $377,543 and $27,450 were outstanding, respectively, which are currently due on demand.

Due to Sponsor

At the closing of the Initial Public Offering, on February 4, 2021, the Sponsor over-funded the Company’s operating account in the amount of $600,000. These funds were returned to the Sponsor on February 10, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support services. For the year ended December 31, 2021, the Company incurred $110,000 in fees for such services, which is included in operating and formation costs in the accompanying statements of operarations, and of which $110,000 is included in the accrued expenses in the accompanying balance sheet at December 31, 2021. For the period from July 9, 2020 (inception) through December 31, 2020, the Company did not incur any fees from these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to a mutually agreed upon amount of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate, which is reflected in the accompanying balance sheet as of December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On April 1, 2022, the Company and OP Group entered into a Termination of Business Combination Agreement (the “Termination Agreement”) pursuant to which the Company and OP Group mutually agreed to terminate the Business Combination Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 12,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of December 31, 2021, there were 13,800,000 Public Warrants outstanding. There were no Public Warrants outstanding as of December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

As of December 31, 2021, there were 6,550,000 Private Placement Warrants outstanding. There were no Private Placement Warrants outstanding as of December 31, 2020. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets (liability)
Net operating loss carryforward	$36,331	$—
Startup/Organization Expenses	233,334	210
Total deferred tax assets (liability)	269,665	210
Valuation Allowance	(269,665)	(210)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2020 consists of the following:

For the Period
from July 9,
2020 (Inception)
through
	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(269,455)	(210)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	269,455	210

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had a total of $172,007 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company had did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $269,455. For the period from July 9, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $210.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2020 is as follows:

		For the Period
		from July 9,
		2020 (Inception)
		through
	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of Warrant Liabilities	(37.9)%	0.0%
Transaction costs - warrants	2.9%	0.0%
Business combination expenses	8.9%	—%
Valuation allowance	5.1%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2020 remain open and subject to examination. The Company considers Texas to be a significant state tax jurisdiction.

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, assets held in the Trust Account were comprised of $276,029,717 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$276,029,717

Liabilities:
Warrant Liability - Public Warrants	1	6,348,000
Warrant Liability - Private Placement Warrants	3	3,078,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The Private Placement Warrants were valued on the initial measurement date and as of December 31, 2021, using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially measured at fair value using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants are the expected volatility of the common stock and the stock price on December 31, 2021.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	February 4, 2021
	(Initial
	Measurement)	December 31, 2021
Stock price	$9.43	$9.80
Exercise Price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	21.0%	9.8%
Risk-free rate	0.75%	1.34%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 4, 2021	6,222,500	12,696,000	18,918,500
Transfer to Level 1	—	(12,696,000)	(12,696,000)
Change in fair value	(3,144,000)	—	(3,144,000)
Fair value as of December 31, 2021	$3,078,500	$—	$3,078,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As of the date of this filing, the Sponsor (see Note 5) advanced an additional $157,000, resulting in an aggregate of $534,543, which are currently due on demand.

On April 1, 2022, the Company and OP Group entered into a Termination of Business Combination Agreement (the “Termination Agreement”) pursuant to which the Company and OP Group mutually agreed to terminate the Business Combination Agreement.