Form 10-Q
period 2022-03-31
MDH Acquisition Corp.
filed 2022-05-16
CIK 1823143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes,   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MDH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.

MDH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$—	$92,993
Prepaid expenses	190,695	112,296
Total Current Assets	190,695	205,289

Marketable securities held in Trust Account	276,055,960	276,029,717
TOTAL ASSETS	$276,246,655	$276,235,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (See Note 5)	$2,942,552	$2,742,586
Advances from related party	534,673	377,543
Total Current Liabilities	3,477,225	3,120,129

Warrant liabilities	3,439,400	9,426,500
Deferred underwriting fee payable	9,660,000	9,660,000
TOTAL LIABILITIES	16,576,625	22,206,629

Commitments and Contingencies
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value at March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock; $0.0001 par value; 200,000,000 shares authorized no shares issued and outstanding (excluding 27,600,000 shares classified as redeemable, at March 31, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 12,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(16,330,660)	(21,972,313)
Total Stockholders’ Deficit	(16,329,970)	(21,971,623)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,246,655	$276,235,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Operating and formation costs	$371,690	$410,555
Loss from operations	(371,690)	(410,555)

Other income (expense):
Interest earned on investments held in Trust Account	26,243	10,317
Change in fair value of warrant liabilities	5,987,100	6,453,500
Transaction costs allocated to warrant liabilities	—	(727,230)
Other income, net	6,013,343	5,736,587

Net income	$5,641,653	$5,326,032

Basic weighted average shares outstanding of Class A common stock	27,600,000	16,984,615
Basic net income per share, Class A common stock	$0.16	$0.23
Diluted weighted average shares outstanding of Class A common stock	27,600,000	16,984,615
Diluted net income per share, Class A common stock	$0.16	$0.22
Basic weighted average shares outstanding, Class B common stock	6,900,000	6,560,000
Basic net income per share, Class B common stock	$0.16	$0.23
Diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Diluted net income per share, Class B common stock	$0.16	0.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,900,000	$690	$—	$(21,972,313)	$(21,971,623)

Net income	—	—	—	—	—	5,641,653	5,641,653

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$(16,330,660)	$(16,329,970)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	(351,810)	(27,229,322)	(27,581,132)

Proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	327,500	—	327,500

Net income	—	—	—	—	—	5,326,032	5,326,032

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(21,904,290)	$(21,903,600)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,641,653	$5,326,032
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,987,100)	(6,453,500)
Interest earned on investments held in Trust Account	(26,243)	(10,317)
Transaction costs allocated to warrant liabilities	—	727,230
Changes in operating assets and liabilities:
Prepaid expenses	(78,399)	(100,220)
Accounts payable and accrued expenses	199,966	352,331
Net cash used in operating activities	(250,123)	(158,444)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	6,550,000
Advances from related party	157,130	25,093
Payment of offering costs	—	(399,912)
Net cash provided by financing activities	157,130	276,655,181

Net Change in Cash	(92,993)	496,737
Cash — Beginning	92,993	25,000
Cash — Ending	$—	$521,737

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Allocation of proceeds to warrant liabilities	$—	$18,918,500
Remeasurement of Class A common stock subject to possible redemption	$—	$27,581,132
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Paylink Holdings Inc., a Delaware corporation (“Blocker”) and OP Group Holdings, LLC, a Delaware limited liability company (“OP Group”) which subsequently expired on March 31, 2022 (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below), and non-operating income or expenses from the changes in fair value of warrant liabilities.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condesnsed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity and Going Concern

As of March 31, 2022, the Company had no cash in its operating bank accounts, $276,055,960 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $3,230,570 (excluding $55,960 payable for franchise and income taxes). As of March 31, 2022, $55,960 of the amount on deposit in the Trust Account represented interest income, which is available for certain working capital needs, such as payment for tax obligations (less up to $100,000 of interest to pay dissolution expenses). Through March 31, 2022, the Company had not withdrawn any amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using Sponsor funding for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Subsequent to the period ended March 31, 2022, the Sponsor advanced an additional $137,372, resulting in an aggregate of $672,045 outstanding as of the date of this filing (see Note 10). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As stated above, the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 5, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in the Form 10-K. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in money market funds, which primarily invest in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extend available) and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,696,000)
Class A common stock issuance costs	(14,885,132)
Plus:
Remeasurement of carrying value to redemption value	27,581,132

Class A common stock subject to possible redemption	$276,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on the residual method, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs allocated to the Class A common stock issued were charged to temporary equity and then adjusted to Class A common stock subject to redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants (as defined below) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, which occurred on March 26, 2021, the Public Warrant quoted market price was used as the fair value as of each relevant date.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $809,000 and $270,000, respectively, which had a full valuation allowance recorded against it.

For interim periods, the Company’s income tax expense or benefit related to ordinary income is computed at an estimated annual effective income tax rate, and the income tax expense or benefit related to all other items is individually computed and recognized when the items occur. The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s operating and formation costs are generally considered start-up costs and are not currently deductible. During the periods ended March 31, 2022 and 2021, the Company recorded no income tax expense or benefit. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was zero, which differs from the expected income tax rate of 21% due to gain recognized from the change in fair value of warrant liabilities, which is not included in taxable income.

ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Shares subject to forfeiture are not included in the basic weighted average shares outstanding until the forfeiture restrictions lapse. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,350,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company, except for the 900,000 founder shares as of March 31, 2021 which are no longer forfeitable as of that date, and thus included for dilutive purposes.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share of common stock
Numerator:
Allocation of net income	$4,513,322	$1,128,331	$3,842,093	$1,483,939
Denominator:
Basic weighted average shares outstanding	27,600,000	6,900,000	16,984,615	6,560,000

Basic net income per share of common stock	$0.16	$0.16	$0.23	$0.23

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per share of common stock
Numerator:
Allocation of net income	$4,513,322	$1,128,331	$3,787,401	$1,538,631
Denominator:
Diluted weighted average shares outstanding	27,600,000	6,900,000	16,984,615	6,900,000

Diluted net income per share of common stock	$0.16	$0.16	$0.22	$0.22

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000 The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of Company’s warrant liabilities does not approximate their carrying amount and, as such, the warrant liabilities are recorded at fair value on the Company’s condensed balance sheets. The fair value of the Company’s assets and other liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, expect for the Warrants (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,550,000 Private Placement Warrants, at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $6,550,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The proceeds of the sale of the Private Placement Warrants exceeded the initial fair value (see Note 9) of the Private Placement Warrants by $327,500, which amount is reflected in the accompanying condensed statement of changes in stockholders’ deficit for the three months ended March 31, 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 17, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On February 1, 2021, the Company effected a 1.2-for-1 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 Founder Shares outstanding, which was retroactively reflected in the balance as of January 1, 2021, in the accompanying condensed statement of changes in stockholders’ deficit for the three months ended March 31, 2021. Commencing on the date of the Initial Public Offering, the Founder Shares included an aggregate of up to 900,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on February 4, 2021, no Founder Shares are currently subject to forfeiture.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Advances from Related Party

Through December 31, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. Advances from related parties continued after the Initial Public Offering through the date of this filing for operating costs. As of March 31, 2022 and December 31, 2021, advances amounting to $534,673 and $377,543 were outstanding, respectively, which are due on demand. Subsequent to March 31, 2022, the Sponsor advanced an additional $137,372, resulting in an aggregate of $672,045 outstanding and currently due on demand as of the date of this filing.

Due to Sponsor

At the closing of the Initial Public Offering, on February 4, 2021, the Sponsor over-funded the Company’s operating account in the amount of $600,000. These funds were returned to the Sponsor on February 10, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $20,000 in fees for such services, respectively, which is included in operating and formation costs in the accompanying condensed statements of operations, and of which $140,000 and $20,000 is included in the accrued expenses in the accompanying condensed balance sheets at March 31, 2022 and December 31, 2021, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to a mutually agreed upon amount of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate, which is reflected in the accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On April 1, 2022, the Company and OP Group entered into a Termination of Business Combination Agreement (the “Termination Agreement”) pursuant to which the Company and OP Group mutually agreed to terminate the Business Combination Agreement (see Note 10).

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 12,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20%of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, there were 6,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $276,055,960 and $276,029,717 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022 and December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$276,055,960	$276,029,717

Liabilities:
Warrant Liability - Public Warrants	1	2,208,000	6,348,000
Warrant Liability - Private Placement Warrants	3	1,231,400	3,078,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

The Private Placement Warrants were valued on the initial measurement date and as of March 31, 2022 and December 31, 2021, using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially measured at fair value using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants are the expected volatility of the common stock and the stock price on March 31, 2022 and December 31, 2021.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units, on March 25, 2021, are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements for Public and Private Placement Warrants as of February 4, 2021 (initial measurement) and for Private Placement Warrants as of December 31, 2021 and March 31, 2022:

	February 4, 2021
	(Initial
	Measurement)	December 31, 2021	March 31,2022
Stock price	$9.43	$9.89	$9.89
Exercise Price	$11.50	$11.50	$11.50
Term (in years)	5.0	5.0	5.0
Volatility	21.0%	9.8%	4.0%
Risk-free rate	0.75%	1.34%	2.57%
Dividend yield	0.0%	0.0%	0.0%

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 4, 2021	6,222,500	12,696,000	18,918,500
Transfer to Level 1 on March 25, 2021	—	(12,696,000)	(12,696,000)
Change in fair value	(1,899,500)	—	(1,899,500)
Fair value as of March 31, 2021	4,323,000	—	4,323,000
Change in fair value	(1,244,500)	—	(1,244,500)
Fair value as of December 31, 2021	3,078,500	—	3,078,500
Change in fair value	(1,847,100)	—	(1,847,100)
Fair value as of March 31, 2022	$1,231,400	$—	$1,231,400

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any additional material subsequent events that would require recognition in these unaudited condensed financial statements or disclosure in the notes to the unaudited condensed financial statements, except as described below.

On April 1, 2022, the Company and OP Group entered into a Termination of Business Combination Agreement (the “Termination Agreement”) pursuant to which the Company and OP Group mutually agreed to terminate the Business Combination Agreement.

Subsequent to March 31, 2022, the Sponsor (see Note 5) advanced an additional $137,372, resulting in an aggregate of $672,045 outstanding and currently due on demand as of the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 5, 2022, along with our unaudited condensed financial statements included in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K for the year ended December 31, 2021 filed, as well as the Risk Factors section in this  Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The foregoing descriptions of the Business Combination Agreement, the Termination Agreement, the Transaction Support Agreement, and the Sponsor Letter Agreement are not complete and are qualified in their entirety by reference to and the terms and conditions of, respectively, (i) the Business Combination Agreement, a copy of which was previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 21, 2021, (ii) Amendment No. 1 to Business Combination Agreement, a copy of which was previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on December 30, 2021, (iii) the Termination Agreement, and the terms of which are incorporated by reference herein, (iv) the Transaction Support Agreement, a copy of which was previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 21, 2021, and (v) the Sponsor Letter Agreement, a copy of which was previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 21, 2021.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Blocker and OP Group. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account and non-operating income or expenses from the changes in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net income of $5,641,653, which consisted of a change in fair value of warrant liabilities of $5,987,100 and income earned on our marketable securities held in the Trust Account of $26,243, partially offset by operational costs of $371,690.

For the three months ended March 31, 2021, we had a net income of $5,326,032, which consisted of a change in fair value of warrant liabilities of $6,453,500 and income earned on our marketable securities held in the Trust Account of $10,317, partially offset by transaction costs allocable to warrant liabilities of $727,230 and operational costs of $410,555.

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

For the three months ended March 31, 2022, cash used in operating activities was $250,123. Net income of $5,641,653 was affected by interest earned on marketable securities held in the Trust Account of $26,243 and the change in fair value of warrant liabilities of $5,987,100. Changes in operating assets and liabilities provided $121,567 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $158,444. Net income of $5,326,032 was affected by interest earned on marketable securities held in the Trust Account of $10,317, the change in fair value of warrant liabilities of $6,453,500 and transaction costs incurred in connection with warrant liabilities of $727,230. Changes in operating assets and liabilities provided $252,111 of cash for operating activities.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $15,612,362 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $432,362 of other offering costs.

As of March 31, 2022, we had $276,055,960 of marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account after any redemptions, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had no cash held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to a mutually agreed amount of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Sponsor advances amounted to $534,673 which are currently due on demand. As of the date of this filing, the Sponsor advanced an additional $137,372, resulting in an aggregate of $672,045 outstanding and currently due on demand.

Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. As of the date of this filing, the Sponsor advanced an aggregate of $602,045 which is currently due on demand. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2021

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K filed with the SEC on April 5, 2022. As of the date of this Quarterly Report, there have been no material changes to the Risk Factors disclosed in our Annual Report, except for the following Risk Factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Sennior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

MDH ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Beau Blair
	Name:	Beau Blair
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Brent Whittington
	Name:	Brent Whittington
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)