Form 10-Q
period 2022-09-30
MDH Acquisition Corp.
filed 2022-11-14
CIK 1823143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

(415) 968-4444

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-half of one redeemable warrant	MDH.U	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	MDH	The New York Stock Exchange
Redeemable warrants	MDHA W	OTC

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

As of November 14, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MDH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.

MDH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$36,121	$92,993
Prepaid expenses	103,750	112,296
Total Current Assets	139,871	205,289

Cash and marketable securities held in Trust Account	277,585,155	276,029,717
TOTAL ASSETS	$277,725,026	$276,235,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (See Note 5)	$3,006,588	$2,742,586
Advances from related party	982,045	377,543
Total Current Liabilities	3,988,633	3,120,129

Warrant liabilities	810,725	9,426,500
Deferred underwriting fee payable	9,660,000	9,660,000
TOTAL LIABILITIES	14,459,358	22,206,629

Commitments and Contingencies
Class A common stock subject to possible redemption, 27,600,000 shares at redemption value at September 30, 2022 and December 31, 2021	277,233,381	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock; $0.0001 par value; 200,000,000 shares authorized no shares issued and outstanding (excluding 27,600,000 shares classified as redeemable, at September 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 12,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,968,403)	(21,972,313)
Total Stockholders’ Deficit	(13,967,713)	(21,971,623)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$277,725,026	$276,235,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$291,568	$1,735,233	$933,922	$3,015,133
Loss from operations	(291,568)	(1,735,233)	(933,922)	(3,015,133)

Other income and (expense):
Interest earned on investments held in Trust Account	1,295,884	3,552	1,555,438	23,886
Change in fair value of warrant liabilities	1,033,425	6,362,300	8,615,775	7,660,500
Transaction costs allocated to warrant liabilities	—	—	—	(727,230)
Total other income, net	2,329,309	6,365,852	10,171,213	6,957,156

Net income	$2,037,741	$4,630,619	$9,237,291	$3,942,023

Basic weighted average shares outstanding of Class A common stock	27,600,000	27,600,000	27,600,000	24,162,637
Basic net income per share, Class A common stock	$0.06	$0.13	$0.27	$0.13
Basic weighted average shares outstanding of Class B common stock	6,900,000	6,900,000	6,900,000	6,787,912
Basic net income per share, Class B common stock	0.06	0.13	0.27	0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	—	$—	6,900,000	$690	$—	$(21,972,313)	$(21,971,623)

Net income	—	—	—	—	—	5,641,653	5,641,653

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$(16,330,660)	$(16,329,970)

Net income	—	—	—	—	—	1,557,897	1,557,897

Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$(14,772,763)	$(14,772,073)

Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(1,233,381)	(1,233,381)

Net income	—	—	—	—	—	2,037,741	2,037,741

Balance – September 30, 2022	—	$—	6,900,000	$690	$—	$(13,968,403)	$(13,967,713)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	(351,810)	(27,229,322)	(27,581,132)

Proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	327,500	—	327,500

Net income	—	—	—	—	—	5,326,032	5,326,032

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(21,904,290)	$(21,903,600)

Net loss	—	—	—	—	—	(6,014,628)	(6,014,628)

Balance – June 30, 2021	—	$—	6,900,000	$690	$—	$(27,918,918)	$(27,918,228)

Net income	—	—	—	—	—	4,630,619	4,630,619

Balance – September 30, 2021	—	$—	6,900,000	$690	$—	$(23,288,299)	$(23,287,609)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,237,291	$3,942,023
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,615,775)	(7,660,500)
Interest earned on investments held in Trust Account	(1,555,438)	(23,886)
Transaction costs allocated to warrant liabilities	—	727,230
Changes in operating assets and liabilities:
Prepaid expenses	8,546	(102,514)
Accounts payable and accrued expenses	264,002	2,552,698
Net cash used in operating activities	(661,374)	(564,949)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	6,550,000
Advances from related party	604,502	25,093
Proceeds from promissory note - sponsor	—	600,000
Repayment of promissory note - sponsor	—	(600,000)
Payment of offering costs	—	(399,912)
Net cash provided by financing activities	604,502	276,655,181

Net Change in Cash	(56,872)	90,232
Cash — Beginning	92,993	25,000
Cash — Ending	$36,121	$115,232

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Allocation of proceeds to warrant liabilities	$—	$18,918,500
Remeasurement of Class A common stock subject to possible redemption	$1,233,381	$27,581,132
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Paylink Holdings Inc., a Delaware corporation and OP Group Holdings, LLC, a Delaware limited liability company which subsequently expired on March 31, 2022. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below), and non-operating income or expenses from the changes in fair value of warrant liabilities.

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

September 30, 2022

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

September 30, 2022

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had $36,121 in its operating bank account, $277,585,155 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $3,496,988 (excluding $351,774 payable for franchise and income taxes). As of September 30, 2022, $1,585,155 of the amount on deposit in the Trust Account represented interest income, which is available for certain working capital needs, such as payment for tax obligations (less up to $100,000 of interest to pay dissolution expenses). Through September 30, 2022, the Company had not withdrawn any amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using Sponsor funding for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Through September 30, 2022, the Sponsor has advanced $982,045 to the Company for operating costs. However, the Sponsor is not obligated to make any additional advances (see Note 5). As stated above, the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 5, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in the Form 10-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Cash and Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury securities and in money market funds, which are primarily invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extend available) and accumulated deficit. During the nine months ended 9/30/22, the Company remeasured the carrying value to redemption value for interest earned on investments held in Trust Account net of taxes paid and payable for which the Company has yet to be reimbursed

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(12,696,000)
Class A common stock issuance costs	(14,885,132)
Plus:
Remeasurement of carrying value to redemption value	27,581,132
Class A common stock subject to possible redemption, December 31, 2021	276,000,000
Plus:
Remeasurement of carrying value to redemption value	1,233,381
Class A common stock subject to possible redemption, September 30, 2022	$277,233,381

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had a deferred tax asset, which had a full valuation allowance recorded against it.

For interim periods, the Company’s income tax expense or benefit related to ordinary income is computed at an estimated annual effective income tax rate, and the income tax expense or benefit related to all other items is individually computed and recognized when the items occur. The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s operating and formation costs are generally considered start-up costs and are not currently deductible unless these costs relate to a terminated business combination. During the periods ended September 30, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was zero. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was zero which differs from the expected income tax rate of 21% due to gain recognized from the change in fair value of warrant liabilities, which is not included in taxable income.

ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,350,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company, except for the 900,000 founder shares as of September 30, 2021 which are no longer forfeitable as of that date, and thus included for dilutive purposes.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$1,630,192	$407,548	$3,704,495	926,124	$7,389,833	$1,847,458	$3,077,479	$864,544
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	24,162,637	6,787,912

Basic and diluted net income per common stock	$0.06	$0.06	$0.13	0.13	$0.27	$0.27	$0.13	$0.13

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

September 30, 2022

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Advances from Related Party

Through December 31, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. Advances from related parties continued after the Initial Public Offering through the date of this filing for operating costs. As of September 30, 2022 and December 31, 2021, advances amounting to $982,045 and $377,543 were outstanding, respectively, which are due on demand.

Due to Sponsor

At the closing of the Initial Public Offering, on February 4, 2021, the Sponsor over-funded the Company’s operating account in the amount of $600,000. These funds were returned to the Sponsor on February 10, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for such services, respectively, which is included in accounts payable and operating and formation costs in the accompanying condensed statements of operations, and of which $200,000 and $110,000 is included in the accrued expenses in the accompanying condensed balance sheets at September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for such services, respectively, which is included in operating and formation costs in the accompanying condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to a mutually agreed upon amount of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate, which is reflected in the accompanying condensed balance sheets as of September 30, 2022 and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 12,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

As of September 30, 2022 and December 31, 2021, there were 6,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $277,154,420 and $0 in U.S. Treasury Securities and $430,735 and $276,029,717 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through September 30, 2022 and December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$277,585,155	$276,029,717

Liabilities:
Warrant Liability - Public Warrants	1	552,000	6,348,000
Warrant Liability - Private Placement Warrants	3	258,725	3,078,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Private Placement Warrants were valued on the initial measurement date and as of September 30, 2022 and December 31, 2021, using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially measured at fair value using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants are the expected volatility of the common stock and the stock price on September 30, 2022 and December 31, 2021.

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

The following table presents the quantitative information regarding Level 3 fair value measurements for Public and Private Placement Warrants as of February 4, 2021 (initial measurement) and for Private Placement Warrants as of December 31, 2021 and September 30, 2022:

	February 4, 2021
	(Initial
	Measurement)	December 31, 2021	September 30, 2022
Stock price	$9.43	$9.89	$9.85
Exercise Price	$11.50	$11.50	$11.50
Term (in years)	5.0	5.0	5.0
Volatility	21.0%	9.8%	1.0%
Risk-free rate	0.75%	1.34%	3.55%
Dividend yield	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 4, 2021	6,222,500	12,696,000	18,918,500
Transfer to Level 1 on March 25, 2021	—	(12,696,000)	(12,696,000)
Change in fair value	(2,554,500)	—	(2,554,500)
Fair value as of September 30, 2021	3,668,000	—	3,668,000
Change in fair value	(589,500)	—	(589,500)
Fair value as of December 31, 2021	3,078,500	—	3,078,500
Change in fair value	(2,819,775)	—	(2,819,775)
Fair value as of September 30, 2022	$258,725	$—	$258,725

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

MDH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any additional material subsequent events that would require recognition in these unaudited condensed financial statements or disclosure in the notes to the unaudited condensed financial statements.

On November 11, 2022, the New York Stock Exchange (the “NYSE”) notified the Company that the NYSE determined to commence proceedings to delist the Public Warrants from the NYSE and that trading in the Public Warrants would be suspended immediately, due to abnormally low trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. Trading in the Company’s Class A Common Stock and units will continue on the NYSE. The Company does not intend to appeal the NYSE’s determination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K for the year ended December 31, 2021 filed, with the SEC on April 15, 2022 Item 1A. Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 16, 2022, as well as the Risk Factors section in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Paylink Holdings Inc., a Delaware corporation and OP Group Holdings, LLC, a Delaware limited liability company which subsequently expired on March 31, 2022. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account and non-operating income or expenses from the changes in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $2,037,741, which consisted of a change in fair value of warrant liabilities of $1,033,425 and income earned on our investments held in the Trust Account of $1,295,884, partially offset by operational costs of $291,568. The decrease in operational costs compared to the three months ended September 30, 2021, is due to the decrease in business combination related expenses incurred in current year as a result of the terminated business combination agreement on March 31, 2022.

For the nine months ended September 30, 2022, we had a net income of $9,237,291, which consisted of a change in fair value of warrant liabilities of $8,615,775 and income earned on our investments held in the Trust Account of $1,555,438, partially offset by operational costs of $933,922.

For the three months ended September 30, 2021, we had a net income of $4,630,619, which consisted of a change in fair value of warrant liabilities of $6,362,300 and income earned on our investments held in the Trust Account of $3,552, partially offset by operational costs of $1,735,233.

For the nine months ended September 30, 2021, we had a net income of $3,942,023, which consisted of a change in fair value of warrant liabilities of $7,660,500 and income earned on our investments held in the Trust Account of $23,886, partially offset by transaction costs allocable to warrant liabilities of $727,230 and operational costs of $3,015,133.

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

For the nine months ended September 30, 2022, cash used in operating activities was $661,374. Net income of $9,237,291 was affected by interest earned on investments held in the Trust Account of $1,555,438 and the change in fair value of warrant liabilities of $8,615,775. Changes in operating assets and liabilities provided $272,548 of cash for operating activities, due primarily to an increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2021, cash used in operating activities was $564,949. Net income of $3,942,023 was affected by interest earned on investments held in the Trust Account of $23,886, the change in fair value of warrant liabilities of $7,660,500 and transaction costs incurred in connection with warrant liabilities of $727,230. Changes in operating assets and liabilities provided $2,450,184 of cash for operating activities, due primarily to increase in accounts payable and accrued expenses.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $15,612,362 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $432,362 of other offering costs.

As of September 30, 2022, we had $277,585,155 of marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account after any redemptions, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and franchise and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $36,121 of cash held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to a mutually agreed amount of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the Sponsor advances amounted to $982,045 which are currently due on demand.

Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. As of the date of this filing, the Sponsor advanced an aggregate of $982,045 which is currently due on demand. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 4, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, other than the below, there have been no material changes to the Risk Factors disclosed in our Annual Report and in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on the New York Stock Exchange, we will be a “covered corporation” within the meaning of the IRA following this offering. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (“Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which we could complete a business combination.

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

MDH ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Beau Blair
	Name:	Beau Blair
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Brent Whittington
	Name:	Brent Whittington
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)